Form 10-K
period 2004-12-31
SASCO Mortgage Pass-through Certificates, Series 2004-S4
filed 2005-03-31
CIK 1310234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number:    333-115858-31

Structured Asset Securities Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2440850
(State or Other Jurisdiction Of Incorporation)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, 7th Floor New York, New York (Address of Principal Executive Offices)	10019 (Zip Code)

Registrant's telephone number, including area code:     (212) 526-7000

Structured Asset Securities Corporation

Mortgage Pass-Through Certificates Series 2004-s4

(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes            [ X ] No  *
* The closing date for the transaction was November 30, 2004

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[    ] Yes            [ X ] No

PART I

Item 1.

Business.

Not applicable.

Item 2.

Properties.

Not applicable.

Item 3.

Legal Proceedings.

There were no legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Security Holders.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2004, the Trust had 19 holders of record of the Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

Not applicable.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9B.

Other Information.

Not applicable.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

Not applicable.

Item 11.

Executive Compensation.

Not applicable.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.

Certain Relationships and Related Transactions.

Not applicable.

Item 14.

Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

1. Not Applicable

2. Not Applicable

3. Exhibits

31.1 Sarbanes-Oxley Certification

99.1 Independent Accountant's Servicing Report for the year ended

(a) Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), as Servicer
(b) Wells Fargo Bank, N. A., as Servicer
(c) Countrywide Home Loans Servicing LP, as Servicer
(d) Ocwen Federal Bank FSB, as Servicer
(e) Option One Mortgage Corporation, as Servicer
(f) Chase Manhattan Mortgage Corporation., as Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended

(a) Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), as Servicer
(b) Wells Fargo Bank, N. A., as Servicer
(c) Countrywide Home Loans Servicing LP, as Servicer
(d) Ocwen Federal Bank FSB, as Servicer
(e) Option One Mortgage Corporation, as Servicer
(f) Chase Manhattan Mortgage Corporation., as Servicer

99.3 Annual Statement of Compliance for the year ended December 31, 2004

(a) Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), as Master Servicer

99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004.

(b)

See (a) 3 above

(c)

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Structured Asset Securities Corporation

Mortgage Pass-Through Certificates

Series 2004-s4

Date:

March 29, 2005

By:

/s/ E. Todd Whittemore

Name:

E. Todd Whittemore

Title:

Executive Vice President

Company:

Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.)

EXHIBIT INDEX

31.1 Sarbanes-Oxley Certification

99.1 Independent Accountant's Servicing Report for the year ended

(a) Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), as Servicer
(b) Wells Fargo Bank, N. A., as Servicer
(c) Countrywide Home Loans Servicing LP, as Servicer
(d) Ocwen Federal Bank FSB, as Servicer
(e) Option One Mortgage Corporation, as Servicer
(f) Chase Manhattan Mortgage Corporation., as Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended

(a) Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), as Servicer
(b) Wells Fargo Bank, N. A., as Servicer
(c) Countrywide Home Loans Servicing LP, as Servicer
(d) Ocwen Federal Bank FSB, as Servicer
(e) Option One Mortgage Corporation, as Servicer
(f) Chase Manhattan Mortgage Corporation., as Servicer

99.3 Annual Statement of Compliance for the year ended December 31, 2004

(a) Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), as Master Servicer

99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004.

Exhibit 31.1: Sarbanes-Oxley Certification

Re: Structured Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2004-s4

I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.), certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 2004-s4;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Trust Agreement , for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the Trust Agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee
Wells Fargo Bank, N. A., as Servicer
Countrywide Home Loans Servicing LP, as Servicer
Ocwen Federal Bank FSB, as Servicer
Option One Mortgage Corporation, as Servicer
Chase Manhattan Mortgage Corporation., as Servicer

Date:

March 29, 2005

Signature:

/s/ E. Todd Whittemore

Title:

Executive Vice President

Company:

Aurora Loan Services LLC (formerly known as Aurora Loan Services Inc.)